Form 10-K
period 2002-12-31
RESIDENTAIL ASSET MORT PRODUCTS GMACM MORT LN TR SERS 2002J7
filed 2003-03-31
CIK 1210492

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-42510

Residential Asset Mortgage Products
(Exact name of registrant as specified in its charter)

Delaware                          41-1955181
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

8400 Normandale Lake Blvd., Ste. 250
Bloomington, Minnesota                                   55437
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (952) 857-7000

GMACM Mortgage PassThrough Certificates
 Series 2002-J7
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes             X - No *
        * The closing date for the transaction was October 30, 2002

                                     PART I

Item 1. Business
      Not applicable.

Item 2.  Properties
      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

	As of December 31, 2002, the Trust had less than 300 holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data.

	Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Not applicable.

Item 8. Financial Statements and Supplementary Data.

	Not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

       Not applicable.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

	Not applicable.

Item 11. Executive Compensation.

	Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	Not applicable.

Item 13.  Certain Relationships and Related Transactions.

	Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.
		 99.4  Report Of Management

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      November 25, 2002;  December 26, 2002



      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank One, N.A. as Trustee:
GMACM Mortgage PassThrough Certificates
 Series 2002-J7

       /s/  Keith Richardson
      Name:Keith Richardson
      Title: Vice President
      Bank One, N.A.




Date:  March 31, 2003


Sarbanes-Oxley Certification


I, Keith Richardson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Mortgage PassThrough Certificates
 Series 2002-J7

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee
GMAC Mortgage Corporation, as Servicer




Date:              March 31, 2003

Signature:          /s/ Keith Richardson

Company:            Bank One, N.A.

Title:              Vice President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
	       99.4 Report of Management




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      GMACM Mortgage PassThrough Certificates
       Series 2002-J7

STATEMENT TO CERTIFICATEHOLDERS

DISTRIBUTION SUMMARY


Class     Cusip       Class Type    Rate Type      Beg Bal         Rate
A-1   36185NUS7         Senior      Fix-30/360      20,000,000       5.75000
A-2   36185NUT5         Senior      Fix-30/360       7,499,999       8.50000
A-3   36185NUU2         Senior      Fix-30/360      20,000,000       5.50000
A-4   36185NUV0         Senior      Fix-30/360      26,613,000       5.50000
A-5   36185NUW8        Strip IO     Fix-30/360         843,370       5.68000
A-6   36185NUX6         Senior      Fix-30/360      57,250,000       5.75000
A-7   36185NUY4         Senior      Fix-30/360         620,000       5.75000
A-8   36185NUZ1         Senior      Fix-30/360      32,435,937       5.75000
A-9   36185NVA5         Senior      Fix-30/360      33,436,000       5.75000
A-10  36185NVB3         Senior      Fix-30/360      35,204,521       5.75000
A-11  36185NVC1         Senior      Fix-30/360      15,000,000       5.75000
A-12  36185NVD9         Senior      Fix-30/360     167,290,480       5.75000
A-13  36185NVE7         Senior      Fix-30/360      10,000,000       5.75000
A-14  36185NVF4         Senior      Fix-30/360      30,000,000       5.75000
A-15  36185NVG2        Strip PO     Fix-30/360         412,063       0.00000
A-16  36185NVH0         Senior      Fix-30/360       2,130,000       5.75000
A-17  36185NVJ6         Senior      Fix-30/360     125,000,000       5.62500
PO    36185NVK3        Strip PO     Fix-30/360         189,932       0.00000
IO    36185NVL1        Strip IO     Fix-30/360     593,996,949       0.51827
R-1   36185NVM9         Senior      Fix-30/360              50       5.75000
R-2   36185NVN7         Senior      Fix-30/360              50       5.75000
M-1   36185NVP2       Mezzanine     Fix-30/360       8,400,000       5.75000
M-2   36185NVQ0       Mezzanine     Fix-30/360       3,600,000       5.75000
M-3   36185NVR8       Mezzanine     Fix-30/360       2,100,000       5.75000
B-1   36185NVS6         Junior      Fix-30/360       1,200,000       5.75000
B-2   36185NVT4         Junior      Fix-30/360         900,000       5.75000
B-3   36185NVU1         Junior      Fix-30/360       1,214,465       5.75000
Totals                                             600,496,497

      Prin               Int          Total     Cur Loss      End Bal
A-1          467,640       190,601       658,241             0    19,532,360
A-2          199,027       105,579       304,606             0     7,300,972
A-3          596,509       182,033       778,542             0    19,403,491
A-4                0       243,953       243,953             0    26,613,000
A-5                0         7,984         7,984             0       843,370
A-6                0       548,646       548,646             0    57,250,000
A-7                0         5,942         5,942             0       620,000
A-8                0       310,844       310,844             0    32,435,937
A-9                0       320,428       320,428             0    33,436,000
A-10               0       337,377       337,377             0    35,204,521
A-11         414,123       142,806       556,929             0    14,585,878
A-12       3,710,302     1,594,744     5,305,045             0   163,580,178
A-13         298,238        95,154       393,392             0     9,701,762
A-14         665,364       285,983       951,347             0    29,334,636
A-15               0             0             0             0       412,063
A-16               0        20,413        20,413             0     2,130,000
A-17       3,185,570     1,164,772     4,350,342             0   121,814,430
PO               402             0           402             0       189,530
IO                 0       511,518       511,518             0   584,440,664
R-1               50             0            50             0             0
R-2               50             0            50             0             0
M-1           15,812        80,462        96,275             0     8,384,188
M-2            6,777        34,484        41,261             0     3,593,223
M-3            3,953        20,116        24,069             0     2,096,047
B-1            2,259        11,495        13,754             0     1,197,741
B-2            1,694         8,621        10,315             0       898,306
B-3            2,286        11,633        13,919             0     1,212,179
Totals     9,570,055     6,235,586    15,805,641             0   590,926,442


Class   Cumul Loss     Orig Bal     Sched Prin     Acc Prin      Prin Adj
A-1               0    20,000,000       467,640             0             0
A-2               0     7,499,999       199,027             0             0
A-3               0    20,000,000       596,509             0             0
A-4               0    26,613,000             0             0             0
A-5               0       843,370             0             0             0
A-6               0    57,250,000             0             0             0
A-7               0       620,000             0             0             0
A-8               0    32,435,937             0             0             0
A-9               0    33,436,000             0             0             0
A-10              0    35,204,521             0             0             0
A-11              0    15,000,000       414,123             0             0
A-12              0   167,290,480     3,710,302             0             0
A-13              0    10,000,000       298,238             0             0
A-14              0    30,000,000       665,364             0             0
A-15              0       412,063             0             0             0
A-16              0     2,130,000             0             0             0
A-17              0   125,000,000     3,185,570             0             0
PO                0       189,932           402             0             0
IO                0   593,996,949             0             0             0
R-1               0            50            50             0             0
R-2               0            50            50             0             0
M-1               0     8,400,000        15,812             0             0
M-2               0     3,600,000         6,777             0             0
M-3               0     2,100,000         3,953             0             0
B-1               0     1,200,000         2,259             0             0
B-2               0       900,000         1,694             0             0
B-3               0     1,214,465         2,286             0             0
Totals            0   600,496,497     9,570,055             0             0

Class    Net Prin      Acc Int      Unpaid Int     Def Int    Total Int Due
A-1         467,640       190,601             0             0       190,601
A-2         199,027       105,579             0             0       105,579
A-3         596,509       182,033             0             0       182,033
A-4               0       243,953             0             0       243,953
A-5               0         7,984             0             0         7,984
A-6               0       548,646             0             0       548,646
A-7               0         5,942             0             0         5,942
A-8               0       310,844             0             0       310,844
A-9               0       320,428             0             0       320,428
A-10              0       337,377             0             0       337,377
A-11        414,123       142,806             0             0       142,806
A-12      3,710,302     1,594,744             0             0     1,594,744
A-13        298,238        95,154             0             0        95,154
A-14        665,364       285,983             0             0       285,983
A-15              0             0             0             0             0
A-16              0        20,413             0             0        20,413
A-17      3,185,570     1,164,772             0             0     1,164,772
PO              402             0             0             0             0
IO                0       511,518             0             0       511,518
R-1              50             0             0             0             0
R-2              50             0             0             0             0
M-1          15,812        80,462             0             0        80,462
M-2           6,777        34,484             0             0        34,484
M-3           3,953        20,116             0             0        20,116
B-1           2,259        11,495             0             0        11,495
B-2           1,694         8,621             0             0         8,621
B-3           2,286        11,633             0             0        11,633
Totals    9,570,055     6,235,586             0             0     6,235,586


Class     NPPIS        Int Adj
A-1               0             0
A-2               0             0
A-3               0             0
A-4               0             0
A-5               0             0
A-6               0             0
A-7               0             0
A-8               0             0
A-9               0             0
A-10              0             0
A-11              0             0
A-12              0             0
A-13              0             0
A-14              0             0
A-15              0             0
A-16              0             0
A-17              0             0
PO                0             0
IO                0             0
R-1               0             0
R-2               0             0
M-1               0             0
M-2               0             0
M-3               0             0
B-1               0             0
B-2               0             0
B-3               0             0
Totals            0             0


Class   Class Type     Orig Bal      Beg Bal       End Bal
A-1       Senior       20,000,000    20,000,000    19,532,360
A-2       Senior        7,499,999     7,499,999     7,300,972
A-3       Senior       20,000,000    20,000,000    19,403,491
A-4       Senior       26,613,000    26,613,000    26,613,000
A-5      Strip IO         843,370       843,370       843,370
A-6       Senior       57,250,000    57,250,000    57,250,000
A-7       Senior          620,000       620,000       620,000
A-8       Senior       32,435,937    32,435,937    32,435,937
A-9       Senior       33,436,000    33,436,000    33,436,000
A-10      Senior       35,204,521    35,204,521    35,204,521
A-11      Senior       15,000,000    15,000,000    14,585,878
A-12      Senior      167,290,480   167,290,480   163,580,178
A-13      Senior       10,000,000    10,000,000     9,701,762
A-14      Senior       30,000,000    30,000,000    29,334,636
A-15     Strip PO         412,063       412,063       412,063
A-16      Senior        2,130,000     2,130,000     2,130,000
A-17      Senior      125,000,000   125,000,000   121,814,430
PO       Strip PO         189,932       189,932       189,530
IO       Strip IO     593,996,949   593,996,949   584,440,664
R-1       Senior               50            50             0
R-2       Senior               50            50             0
M-1     Mezzanine       8,400,000     8,400,000     8,384,188
M-2     Mezzanine       3,600,000     3,600,000     3,593,223
M-3     Mezzanine       2,100,000     2,100,000     2,096,047
B-1       Junior        1,200,000     1,200,000     1,197,741
B-2       Junior          900,000       900,000       898,306
B-3       Junior        1,214,465     1,214,465     1,212,179


AMOUNTS PER $1,000 UNIT

Class    Beg Bal         Prin          Int         End Bal
A-1        1000.0000       23.3820        9.5300      976.6180
A-2        1000.0000       26.5369       14.0773      973.4631
A-3        1000.0000       29.8255        9.1016      970.1745
A-4        1000.0000        0.0000        9.1667     1000.0000
A-5        1000.0000        0.0000        9.4667     1000.0000
A-6        1000.0000        0.0000        9.5833     1000.0000
A-7        1000.0000        0.0000        9.5833     1000.0000
A-8        1000.0000        0.0000        9.5833     1000.0000
A-9        1000.0000        0.0000        9.5833     1000.0000
A-10       1000.0000        0.0000        9.5833     1000.0000
A-11       1000.0000       27.6082        9.5204      972.3918
A-12       1000.0000       22.1788        9.5328      977.8212
A-13       1000.0000       29.8238        9.5154      970.1762
A-14       1000.0000       22.1788        9.5328      977.8212
A-15       1000.0000        0.0000        0.0000     1000.0000
A-16       1000.0000        0.0000        9.5833     1000.0000
A-17       1000.0000       25.4846        9.3182      974.5154
PO         1000.0000        2.1144        0.0000      997.8856
IO         1000.0000        0.0000        0.8611      983.9119
R-1        1000.0000     1000.0000        4.8000        0.0000
R-2        1000.0000     1000.0000        4.8000        0.0000
M-1        1000.0000        1.8824        9.5788      998.1176
M-2        1000.0000        1.8824        9.5788      998.1176
M-3        1000.0000        1.8824        9.5788      998.1176
B-1        1000.0000        1.8824        9.5788      998.1176
B-2        1000.0000        1.8824        9.5788      998.1176
B-3        1000.0000        1.8824        9.5788      998.1176















Pool Level Data
Dist Date                                                           12/25/02
Cut-Off Date:                                                        10/1/02
Determination Date:                                                  12/1/02
Accrual Period:                                 Beg                  10/1/02
                                                End                  12/1/02
Number of Days in Accrual Period:                           60


COLLATERAL  INFORMATION
Group 1
Cut-Off Date Balance                                             600,496,497

Beginning Aggregate Pool Stated Principal Balance                600,496,497
Ending Aggregate Pool Stated Principal Balance                   590,926,442

Beginning Aggregate Certificate Stated Principal Balance         600,496,497
Ending Aggregate Certificate Stated Principal Balance            590,926,442

Beginning Aggregate Loan Count                                         1,426
Loans Paid Off or Otherwise Removed Pursuant to PSA                      17
Ending Aggregate Loan Count                                            1,409

Beginning Weighted Average Loan Rate (WAC)                           6.5116%
Ending Weighted Average Loan Rate (WAC)                              6.5097%

Beginning Net Weighted Average Loan Rate                             6.2616%
Ending Net Weighted Average Loan Rate                                6.2597%

Weighted Average Maturity (WAM) (Months)                                 354

Servicer Advances                                                         0

Aggregate Pool Paid-in-fulls                                      7,683,918
Aggregate Pool Curtailment Principal                                759,489
Pool Prepayment Rate                                             8.6151 CPR


Prepayment Compensation
Total Gross Prepayment Interest Shortfall                            11,224
Compensation for Gross PPIS from Servicing Fees                      11,224
Other Gross PPIS Compensation                                             0

Total Net PPIS (Non-Supported PPIS)                                       0


Master Servicing Fees Paid                                          238,035
Insurance Premium(s) Paid                                             7,006

Total Fees                                                           245,040


DELINQUENCY  INFORMATION
Group 1


Delinquency             30-59         60-89          90+          Total
Scheduled Bal            1,930,476             0             0     1,930,476
% of Total Pool            0.3267%       0.0000%       0.0000%       0.3267%
Number of Loans                  4             0             0             4
% of Total Loans           0.2839%       0.0002%       0.0000%       0.2841%

Foreclosure
Scheduled Bal                    0             0             0             0
% of Total Pool                  0             0             0             0
Number of Loans                  0             0             0             0
% of Total Loans                 0             0             0             0

Bankruptcy
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

REO
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

Book Value of all REO Loans                                               0
Percentage of Total Pool Balance                                     0.0000%

Current Realized Losses                                                   0
Additional Gains (Recoveries)/Losses                                      0
Total Realized Losses                                                     0


Subordination/Credit Enhancement Information
Protection                                         Original      Current
Bankruptcy Loss                                             0             0
BankruPercentage                                       0.0000%       0.0000%
Credit/Fraud Loss                                         0.00 12,009,929.94
CreditLoss Percentage                                  0.0000%       2.0324%
Special Hazard Loss                                       0.00          0.00
SpeciaHazard Loss Percentage                           0.0000%       0.0000%

Credit Support                                     Original      Current
Class A                                            583,082,032   573,544,759
Class A Percentage                                    97.1000%      97.0586%

M-1                                                  8,400,000     8,384,188
Class M-1 Percentage                                   1.3988%       1.4188%

M-2                                                  3,600,000     3,593,223
Class M-2 Percentage                                   0.5995%       0.6081%

M-3                                                  2,100,000     2,096,047
Class M-3 Percentage                                   0.3497%       0.3547%

B-1                                                  1,200,000     1,197,741
Class B-1 Percentage                                   0.1998%       0.2027%

B-2                                                    900,000       898,306
Class B-2 Percentage                                   0.1499%       0.1520%

B-3                                                  1,214,465     1,212,179
Class B-3 Percentage                                   0.2022%       0.2051%

Reserve Fund Information
ROUNDING ACCOUNT
Beginning Balance                                                       0.00
Deposits                                                                0.00
Accrued Interest                                                        0.00
Withdrawals                                                             0.00
Ending Balance                                                          0.00




EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

Officer's Certificate

GMAC Mortgage Corporation

I, William Maguire, hereby certify that I am the duly elected Senior Vice
 President of GMAC Mortgager Corporation (the "Servicer"), a corporation organized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:

1. A review of the activities of the Servicer during the calendar year beginning January 1, 2002 and ending on December 31, 2002 (the
 Calendar Year") and of its performance under the servicing agreements, including the servicer agreement dated as of October 30, 2002 (the
 "Servicing Agreement"), by and among the Servicer, and the Issuer, has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.

Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated: March 31, 2003
Re: 301890000000/ GMAC 02-J7

						GMAC MORTGAGE CORPORTATION

						By: /s/ William Maguire
						Name: William Maguire
						Title: Senior Vice President







       EXHIBIT 99.3 -- Report of Independent Auditors

Pricewaterhouse Coopers LLP
160 Federal Street
Boston, MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination. Further, management's assertion and this report relate only to the servicing of home equity loans underlying the Notes and not loans in the general consumer loan servicing population.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year
December 31, 2002 is fairly stated, in all material respects.

/s/Pricewaterhouse Coopers LLP
Pricewaterhouse Coopers LLP

March 7, 2003

Exhibit 99.4 -- Report of Management


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

Exhibit 1

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $400,000,000 and $400,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp